Form 10-K
period 2004-03-01
NATIONSLINK FUNDING CORP 1999-LTL-1 COMMER LOAN PAS THR CER
filed 2004-03-30
CIK 1081766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2003

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number 333 66805 02

NationsLink Funding Corporation

Commercial Loan Pass Through Certificates Series 1999-LTL-1

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

56 1950039

(I.R.S. Employer Identification No.)

100 North Tryon Street, Charlotte, North Carolina

(Address of principal executive offices)

28255

(Zip Code)

Registrant's telephone number, including area code: 704 386 2400

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

Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ] No [ X ]

State the aggregate market value of the voting and non voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in the Form.

Not Applicable

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

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

PART I

Item 1. Business.

Not applicable

Item 2. Properties.

Not applicable

Item 3. Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust),

the Trustee, the Master Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder

Matters.

Currently, there is no established trading market for the Certificates known to the Registrant.

There was an aggregate of 58 holders of record for the registered certificates (Classes A-1, A-2, A-3, X, B, C, D, E, F and G) of Commercial Loan Pass-Through Certificates Series 1999-LTL-1. Holders of record by class were 19 holders for Class A-1; 15 holders for class A-2; 5 holders for Class A-3; 1 holder for Class X; 1 holder for Class B; 3 holders for Class C; 11 holders for Class D; 1 holder for Class E; 1 holder for Class F and 1 holder for Class G. The calculation of holders of record was based upon the number of individual participants in the security position listing provided by DTC as of December 31, 2003.

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

Item 9A. Controls and Procedures.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not applicable.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The number of holders of record for each registered class holding 5% or more of the outstanding balance of such class of certificates as of the end of the reporting period is reflected in Exhibit 99.5.

Item 13. Certain Relationships and Related Transactions.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8 K.

Exhibits

(24)Limited Power of Attorney

(99.1) Annual Independent Accountant's Servicing Report for the year ended

December 31, 2003.

Midland Loan Servicers, Inc., as Master Servicer and Special Servicer

(99.2) Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2003.

Midland Loan Servicers, Inc., as Master Servicer and Special Servicer

(99.3) Annual Statement of Compliance for the year ended December 31, 2003.

Midland Loan Servicers, Inc., as Master Servicer and Special Servicer

(99.4) Aggregate Statement of Principal and Interest Distribution to Certificateholders as of December 31, 2003.

(99.5) Report of holders of record holding 5% or more of the outstanding balance of each registered class as of the end of the reporting period for 2003.

(B)Reports on Form 8 K were filed during the last quarter of 2003 in order to provide statements for the monthly distributions to investors on October 22, 2003, November 24, 2003 and December 22, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NationsLink Funding Corporation by LaSalle Bank National Association, as Trustee for NationsLink Funding Corporation, Commercial Loan Pass Through Certificates, Series 1999-LTL-1, as Attorney in Fact

By: /s/ Cynthia Reis

Cynthia Reis

Senior Vice President

Date: March 30, 2004

Certification

NationsLink Funding Corporation

Commercial Loan Pass-Through Certificates Series 1999-LTL-1

I, George G. Ellison, certify that:

1 I have reviewed the annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of NationsLink Funding Corporation Commercial Loan Pass-Through Certificates Series 1999-LTL-1;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports;

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Midland Loan Services, Inc., as Master Servicer and Special Servicer, and LaSalle Bank National Association, as Trustee.

Date: March 30, 2004

/s/ George G. Ellison

George G. Ellison

Title: Senior Vice President of Banc of America Commercial Mortgage Inc.,

(formerly known as NationsLink Funding Corporation)